Form 10QSB
period 2001-06-30
UCELLIT COM INC
filed 2002-04-16
CIK 1110782

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001
                      -------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from ________ to ________

Commission  File  No.  000-32091

                                Ucellit.com Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Washington                                        91-2022701
            ----------                                        ----------
   (State or Other Jurisdiction of                         (I.R.S.  Employer
   incorporation  or  organization)                        Identification No)

                              2445 West 16th Avenue
                        --------------------------------
                        Vancouver, BC   V6K 3B9   Canada
                    (Address of Principal Executive Offices)

                                 (604) 685-4321
                                 --------------
                            Issuer's Telephone Number

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               As of April 5, 2002
               2,250,000 shares of common stock, par value $.0001

Transitional  Small  Business  Issuer  Format   Yes  | |     No  |X|

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Ucellit.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                                   June 30,     December 31,
                                                                     2001           2000
                                                                      $              $
                                                                 (unaudited)     (audited)

Assets

Current Assets

  Cash                                                                 3,614               -
  Due from a Related Company                                               -           5,000
---------------------------------------------------------------------------------------------
Total Current Assets                                                   3,614           5,000

License (Notes 3 and 4(a))                                                 -               -
---------------------------------------------------------------------------------------------

Total Assets                                                           3,614           5,000
=============================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                        72               -
  Accrued liabilities                                                  1,425             500
  Note payable (Note 4(a) and (b))                                    28,000          28,000
---------------------------------------------------------------------------------------------
Total Liabilities                                                     29,497          28,500
---------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a
par value of $0.0001; 2,000,000 common shares issued and
outstanding                                                              200             200

Additional Paid in Capital                                            19,800          19,800
---------------------------------------------------------------------------------------------

                                                                      20,000          20,000
Preferred Stock, 20,000,000 preferred shares authorized with a
par value of $0.0001; none issued                                          -               -

Deficit Accumulated During the Development Stage                     (45,883)        (43,500)
---------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                          (25,883)        (23,500)
---------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                            3,614           5,000
=============================================================================================

Contingent Liability (Note 1)

Commitment (Note 3)


                                      F-1
    (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

                                                                                                             From
                                         From           Three months    Three months    Six months      March 14, 2000
                                    March 14, 2000         ended           ended          ended      (Date of Inception)
                                 (Date of Inception)      June 30,        June 30,       June 30,        to June 30,
                                   to June 30, 2001         2001            2000           2001              2000
                                          $                  $               $              $                 $
                                     (unaudited)        (unaudited)     (unaudited)    (unaudited)       (unaudited)
Revenue                                            -               -               -             -                     -
-------------------------------------------------------------------------------------------------------------------------


Expenses

  Amortization of license                     13,406               -           6,703             -                 6,703
  Accounting and legal                         1,925           1,125               -         1,425                     -
  Bank charges                                    31               -               -            31                     -
  License written-off                         11,344               -               -             -                     -
  Organizational expenses and
    offering costs                             8,000               -               -             -                 8,000
  Transfer agent and regulatory                  927              72               -           927                     -
-------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                      (35,633)         (1,197)         (6,703)       (2,383)              (14,703)
=========================================================================================================================

Net Loss Per Share                                              (.01)           (.01)         (.01)                 (.01)
=========================================================================================================================

Weighted Average Shares
Outstanding                                                2,000,000       1,500,000     2,000,000             1,500,000
=========================================================================================================================

(Diluted  loss  per share has not been presented as the result is anti-dilutive)


                                      F-2
   (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                                                    From
                                                               Six months      March 14, 2000
                                                                 ended      (Date of Inception)
                                                                June 30,        to June 30,
                                                                  2001              2000
                                                                   $                 $
                                                              (unaudited)       (unaudited)
Cash Flows to Operating Activities

  Net loss for the period                                          (2,383)              (14,703)

  Adjustment to reconcile net loss to cash

    Amortization of license                                             -                 6,703

  Less non-cash working capital items

    Accounts payable and accrued liabilities                          997                     -
    Note payable                                                        -                 8,000
------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                              (1,386)                    -
------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

  Due to a related party                                            5,000                     -
------------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities                               5,000                     -
------------------------------------------------------------------------------------------------

Increase in cash                                                    3,614                     -

Cash - beginning of period                                              -                     -
------------------------------------------------------------------------------------------------

Cash - end of period                                                3,614                     -
================================================================================================

Non-Cash Financing Activities

  A total of 1,500,000 shares were issued to the majority
  shareholder at a fair market value of $0.01 per share for
  the acquisition of a License (Notes 3 and 4(a))                       -                15,000

  Less dividend deemed paid (Note 4(a))                                 -               (10,250)

  A note payable was issued to the majority shareholder for
  the acquisition of a License (Notes 3 and 4(a) and (b))               -                20,000
------------------------------------------------------------------------------------------------

                                                                        -                24,750
================================================================================================

Supplemental Disclosures

  Interest paid                                                         -                     -
  Income tax paid                                                       -                     -


                                      F-3
     (The accompanying notes are an integral part of the financial statements)

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

     The Company also raised $10,000 pursuant to a private placement of 250,000 shares at $0.01 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144.


2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  End

          The  Company's  fiscal  year  end  is  December  31.

     (b)  Long-Lived  Assets

          The carrying value of long-lived assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

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


3.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of Ontario, Canada, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on March 20, 2000 for a term of three years with renewal rights. The Company must pay an annual fee of $500 (paid) for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits. The License was written-off to operations. However it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.

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

Item  2.     Management  Discussion  and  Analysis  or  Plan  of  Operation

Certain statements contained in this Report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Ucellit.com Inc. Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. uncertainties and other factors which may cause the actual results, performance or achievements of Ucellit.com Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results  of  Operations
-----------------------

During the period from March 14, 2000 (date of inception) through June 30, 2001, the Company has engaged in no significant operations other than raising $5,000 and issuing 500,000 common shares pursuant to an SB-2 Registration Statement, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

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

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. With our beginning cash position of $nil together with the $5,000 raised from issuing 50,000 common shares the Company was able to fund its operating cash shortfall of $1,400. This resulted in an increase in the cash position of $3,600 at June 30, 2001. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

The  working  capital  deficit,  as  at  June  30,  2001  was  $25,883.

The Company has not achieved profitable operations since inception and has suffered mounting losses of $45,883 to June 30, 2001.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, the Company's balance sheet as of June 30, 2001, reflects total assets of $3,614, in the form of cash.

The original sole shareholder paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured non-interest bearing and has no specific terms of repayment.

The Company's business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets in the State of Washington. In order to determine the feasibility of its business plan, the Company plans, during the next twelve months, to conduct research into these various potential target markets. Should the Company determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, the Company believes that during its first operational quarter, it will need a capital infusion of approximately $55,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, the Company will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. The Company will have to obtain additional financing through an offering or capital contributions by current shareholders.

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

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings.

             None.

Item  2.     Changes  in  Securities.

             None.

Item  3.     Defaults  Upon  Senior  Securities.

             None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

             None.

Item  5.     Other  Information.

             None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

     (a)     Exhibits

                 None.


     (b)     Reports  on  Form  8-K

                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPANY NAME

Date: April 12, 2002                    By: /s/ Mark Epstein, Esq.
      ----------------                     -------------------------------------
                                           Mark Epstein, Esq.
                                           Director, President, and
                                           Chief Accounting Officer