Form 10QSB
period 2001-09-30
UCELLIT COM INC
filed 2002-04-16
CIK 1110782

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001
                      ------------------

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
Balance Sheets
(expressed in U.S. dollars)

                                                                September 30,    December 31,
                                                                    2001             2000
                                                                      $               $
                                                                 (unaudited)      (audited)
Assets

Current Assets

  Cash                                                                  7,554               -
  Due from a Related Company                                            1,250           5,000
----------------------------------------------------------------------------------------------

Total Current Assets                                                    8,804           5,000

License (Notes 3 and 4(a))                                                  -               -
----------------------------------------------------------------------------------------------

Total Assets                                                            8,804           5,000
==============================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                        110               -
  Accrued liabilities                                                     250             500
  Note payable (Note 4(a) and (b))                                     28,000          28,000
----------------------------------------------------------------------------------------------

Total Liabilities                                                      28,360          28,500
----------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with
a par value of $0.0001; 2,250,000 and 2,000,000 common
shares issued and outstanding respectively                                225             200

Additional Paid in Capital                                             29,775          19,800
----------------------------------------------------------------------------------------------

                                                                       30,000          20,000
Preferred Stock, 20,000,000 preferred shares authorized with
a par value of $0.0001; none issued                                         -               -

Deficit Accumulated During the Development Stage                      (49,556)        (43,500)
----------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                           (19,556)        (23,500)
----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                             8,804           5,000
==============================================================================================

Contingent Liability (Note 1)

Commitment (Note 3)


                                      F-1
   (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

                                         From                                                                     From
                                    March 14, 2000      Three months     Three months      Nine months       March 14, 2000
                                 (Date of Inception)        ended            ended            ended       (Date of Inception)
                                   to September 30,     September 30,    September 30,    September 30,     to September 30,
                                         2001               2001             2000             2001                2000
                                          $                   $                $                $                  $
                                     (unaudited)         (unaudited)      (unaudited)      (unaudited)        (unaudited)
Revenue                                            -                -                -                -                     -
------------------------------------------------------------------------------------------------------------------------------

Expenses

  Amortization of license                     13,406                -            6,703                -                13,406
  Accounting and legal                         5,050            3,125                -            4,550                     -
  Bank charges                                    41               10                -               41                     -
  License fee                                    500              500                -              500                     -
  License written-off                         11,344                -                -                -                     -
  Organizational expenses and
    offering costs                             8,000                -                -                -                 8,000
  Transfer agent and regulatory                  965               38                -              965                     -
------------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                      (39,306)          (3,673)          (6,703)          (6,056)              (21,406)
==============================================================================================================================

Net Loss Per Share                                               (.01)            (.01)            (.01)                 (.01)
==============================================================================================================================

Weighted Average Shares
Outstanding                                                 2,000,000        1,500,000        2,000,000             1,500,000
==============================================================================================================================

(Diluted  loss  per share has not been presented as the result is anti-dilutive)


                                      F-2
   (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                                                       From
                                                                Nine months       March 14, 2000
                                                                   ended       (Date of Inception)
                                                               September 30,     to September 30,
                                                                   2001                2000
                                                                     $                  $
                                                                (unaudited)        (unaudited)
Cash Flows to Operating Activities

  Net loss for the period                                             (6,056)              (21,406)

  Adjustment to reconcile net loss to cash

    Amortization of license                                                -                13,406

  Less non-cash working capital items

    Prepaid expenses                                                  (1,250)                    -
    Accounts payable and accrued liabilities                            (140)                    -
    Note payable                                                           -                 8,000
---------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                 (7,446)                    -
---------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Issuance of common stock                                            10,000                     -
  Due to a related party                                               5,000                     -
---------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                 15,000                     -
---------------------------------------------------------------------------------------------------
Increase in cash                                                       7,554                     -

Cash - beginning of period                                                 -                     -
---------------------------------------------------------------------------------------------------
Cash - end of period                                                   7,554                     -
===================================================================================================

Non-Cash Financing Activities

  A total of 1,500,000 shares were issued to the majority
  shareholder at a fair market value of $0.01 per share for
  the acquisition of a License (Notes 3 and 4(a))                          -                15,000

  Less dividend deemed paid (Note 4(a))                                    -               (10,250)

  A note payable was issued to the majority shareholder for
  the acquisition of a License (Notes 3 and 4(a) and (b))                  -                20,000
---------------------------------------------------------------------------------------------------
                                                                           -                24,750
===================================================================================================

Supplemental Disclosures

  Interest paid                                                            -                     -
  Income tax paid                                                          -                     -


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


Results  of  Operations
-----------------------

During the period from March 14, 2000 (date of inception) through September 30, 2001, the Company has engaged in no significant operations other than raising $5,000 and issuing 500,000 common shares pursuant to an SB-2 Registration Statement, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

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

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. With our beginning cash position of $nil and $15,000 raised pursuant to an SB2 Registration Statement and a private placement, the Company was able to fund its operating cash shortfall of $7,400. This resulted in an increase in cash position of $7,600 at September 30, 2001. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

The  working  capital  deficit,  as  at  September  30,  2001  was  $19,556.

The Company has not achieved profitable operations since inception and has suffered mounting losses of $49,556 to September 30, 2001.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, the Company's balance sheet as of September 30, 2001, reflects total assets of $8,804, in the form of cash and prepaid expenses.

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

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings.

             None.

Item  2.     Changes  in  Securities.

             The Company raised $10,000 pursuant to a private placement of 250,000 shares at $0.04 per share to one Canadian investor on September 30, 2001. These shares are restricted under Rule 144. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

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