Form 10KSB
period 2001-12-31
UCELLIT COM INC
filed 2002-04-16
CIK 1110782

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
                                   (Mark one)
[X]  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
                                      1934
               For  the  fiscal  year  ended   December  31,  2001

                                       OR
[_]  Transition  report under section 13 or 15(d) of the Securities Exchange Act of  1934
           For  the  transition  Period  from  ________  to  ________.

                    Commission  file  number:      000-32091

                                UCELLIT.COM INC.
                 (Name of small business issuer in its charter)

                Washington                                  91-2022701
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

               2445 West 16
         Vancouver, British, Canada                          V6K 3B9
  (Address of principal executive offices)                  (Zip Code)

                  Issuer's  telephone  number:  (604) 685-4321

Securities registered under Section 12(b) of the Act:

(Title  of  Class)                      Name of exchange on which registered

None                                    None

Securities registered under Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 12, 2002, computed at the price which the stock was sold, was $15,000. There is no market for the common stock.

On March 29, 2001, the registrant had 2,250,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT:  Yes  [ ]  No  [X]


                                     UCELLIT.COM INC.

INDEX  TO
ANNUAL  REPORT  ON  FORM  10-KSB
FOR  THE  TWELVE  MONTH  PERIOD  ENDED  DECEMBER  31,  2001


PART I                                                                     PAGE
Item 1 Description of Business . . . . . . . . . . . . . . . . . . . .           4
Item 2 Description of Property . . . . . . . . . . . . . . . . . . . .          13
Item 3 Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .          13
Item 4 Submission of Matters to a Vote of Security Holders  .. . . . .          13

PART II

Item 5 Market for Common Equity and Related Stockholder Matters. . . .          13
Item 6 Management's Discussion and Analysis. . . . . . . . . . . . . .          14
Item 7 Financial Statements. . . . . . . . . . . . . . . . . . . . . .  15 and F-1
Item 8 Changes In and Disagreements With Accountants
        on Accounting  Disclosure. . . . . . . . . . . . . . . . . . .          15

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act. . . . . . .          16
Item 10 Executive Compensation . . . . . . . . . . . . . . . . . . . .          17
Item 11 Security Ownership of Certain Beneficial Owners and Management          17
Item 12 Certain Relationships and Related Transactions . . . . . . . .          18
Item 13 Exhibits and Reports on Form 8-K  .. . . . . . . . . . . . . .          18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19

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

The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. In the accompanying audited financial statements at footnote 1, our independent auditors have express substantial doubt regarding the Company's ability to continue as a going concern.

     ACQUISITION  OF  THE  LICENSE

On March 20, 2000, Ucellit.com's majority shareholder, Dr. Michael Kirsh, in return for 1,500,000 shares of Ucellit.com's common stock and a promissory note for $28,000, transferred to Ucellit.com his rights under that certain License Agreement with Vitamineralherb.com. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Ontario, Canada via the Internet. Dr. Kirsh acquired the license under the terms of a settlement agreement by and between Dr. Kirsh, Growtex, Inc., a company in which he is the sole shareholder, officer and director, and Mortenson & Associates, an affiliate of Vitamineralherb.com. Mortenson & Associates had granted Growtex a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for fish farming and aquarium uses. Mortenson & Associates acquired its right to sublicense Biocatalyst to Growtex from NW Technologies Inc. As a result of a legal dispute between Mortenson & Associates' principal and NW Technologies, Mortenson & Associates was unable to fulfill its obligations to Growtex under the license. Under the terms of the settlement agreement, Vitamineralherb.com, an affiliate of Mortenson & Associates, granted to Dr. Kirsh the license to distribute Vitamineralherb.com products in part for his agreement not to pursue his individual claims against Mortenson & Associates.

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

The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. All financial transactions are handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb webmaster downloads e-mail orders several times a day, checks with clearing bank for payment and then submits the product order and electronic payment to the supplier. Vitamineralherb.com will then forward the money due Ucellit.com via electronic funds transfer. Vitamineralherb's software will track all sales through the customer's identification number, and at month end, e-mail to Ucellit.com a detailed report including sales commissions. Vitamineralherb has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick Vitamineralherb.com first. Sales originating from the website to customers located in Ontario, Canada will automatically be assigned to Ucellit.com, whether or not originated by Ucellit.com's marketing efforts.

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

Vitamineralherb.com has granted a total of 43 Vitamineralherb.com licenses. Ucellit has no plans to acquire the rights to distribute Vitamineralherb.com products in other territories.

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

- MILESTONE 6: ACHIEVE REVENUES. It is difficult to quantify how long it will take to convert a sales call into actual sales and revenues. Ucellit.com will not begin receiving orders until its sales force is able to convince potential clients to begin offering such products to their customers, or to convert from an existing supplier. Ucellit.com hopes that clients would begin placing orders within for weeks of a sales call, but it may take several months before people begin to purchase products. Moreover, customers may not be willing to pay for products at the time they order, and may insist on buying on account, which delay receipt of revenues another month or two. Assuming the Vitamineralherb.com license proves to be feasible, in a best case scenario Ucellit.com may receive its first revenues as early as July, 2001. However, a more realistic estimate of first revenues would be May 2002 or later.

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

     EMPLOYEES

Ucellit.com is a development stage company and currently has no employees. Ucellit.com is currently managed by Mark Epstein, Esq. its sole officer and director. Ucellit.com looks to Mr. Epstein for his entrepreneurial skills and talents. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. Ucellit.com may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire stock in Ucellit.com, which would dilute the ownership interest of holders of existing shares of its common stock.

     AVAILABLE  INFORMATION

Ucellit.com is subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference room, located at 450 Fifth Street N.W., Washington D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. Ucellit.com's filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Ucellit.com currently maintains limited office space, occupied by Mark Epstein, Esq., for which it pays no rent. Its address is 2445 West 16, Vancouver, British Columbia V6K 3B9, Canada and its phone number is (604) 685-4321. Ucellit.com does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.

ITEM 3.       LEGAL PROCEEDINGS

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

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

As of April 12, 2002, there were 2,250,000 shares of common stock outstanding, held by 50 shareholders of record.

To date Ucellit.com has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Ucellit.com's future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

No sales of unregistered securities occurred during the fourth quarter of the year ended December 31, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION AND RESULTS OF OPERATIONS.

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-KSB. This Form 10-KSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-KSB.

PLAN OF OPERATION

During the period from March 14, 2000 (date of inception) through December 31, 2001, the Company has engaged in no significant operations other than raising $15,000 and issuing 750,000 common shares, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. The Company's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

Our business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

We had a net loss of $10,423 for the year ended December 31, 2001 compared to a net loss of $33,250 for the period March 14, 2000 through December 31, 2000. This reduction in net loss is largely a result of the non-recurrence of the licensing fee write-off of $11,344 that we accounted for in fiscal 2000, and a non-recurrence of the costs of $8,000 for the registration on Form SB-2 that we accounted in fiscal 2000.

Liquidity
---------

The Company has historically satisfied its capital needs by short term borrowing from related parties, and by issuing equity securities.

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. With our beginning cash position of $nil and $15,000 raised pursuant to an SB-2 Registration Statement and a private placement, the Company was able to fund its operating cash shortfall of approximately $7,700. This resulted in an increase in cash position of approximately $7,300 at December 31, 2001. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

The working capital deficit at December 31, 2001 was $23,923. The Company has not achieved profitable operations and has suffered mounting losses of $33,250 from inception through December 31, 2001.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Our balance sheet as of December 31, 2001 reflects total assets of $7,804, in the form of cash and prepaid expenses.

The founding shareholder paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured non-interest bearing and has no specific terms of repayment.

In order to determine the feasibility of its business plan, the Company plans, during the next twelve months, to conduct research into these various potential target markets. Should the Company determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, the Company believes it will need a capital infusion of approximately $55,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, the Company will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. The Company will have to obtain additional financing through an offering of its securities or capital contributions by current shareholders.

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

ITEM  7.  FINANCIAL  STATEMENTS

     The financial information required by this item is set forth beginning at page F-1.


ITEM. 8   Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each director and executive officer of Ucellit.com:

NAME                     AGE      POSITION

Mark  Epstein, Esq.      38       Director, President and Chief Accounting
Officer

Dr. Michael Kirsh        48       Mr. Kirsh owns approximately 67% of our
common stock.

In October, 2000, Mr. Epstein was elected as the sole officer and director of Ucellit.com. He will serve until the first annual meeting of Ucellit.com's shareholders and his successors are elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Epstein is an attorney at law and he practices law in Canada. Since 1995, Mr. Epstein has been a partner in the law firm of Epstein, Wood in Vancouver, British Columbia. His practice focuses on corporate and commercial transactions and civil litigation.

Mr.  Epstein  has  not  filed  Forms  3,  4,  or  5.

During the past five years, Mr. Epstein has not been involved in any legal proceedings of the following types: personal bankruptcy, business bankruptcy, subject to or convicted in a criminal proceeding (excluding minor traffic violations and other minor criminal offenses), subject to any order, judgment or decree of a court limiting his involvement in any type of business, securities or banking activities, subject to a finding by a court, the Securities and Exchange Commission, or the Commodity Futures Trading Commission that he violated a federal or state securities or commodities law.

Since 1996, Dr. Kirsh has worked with a group of independent investors that acquire private companies and conduct reverse takeovers. In a reverse takeover, the shareholders of an acquired company generally end up owning all or most of the resulting combined company. Before forming his investment group, Dr. Kirsh had invested in both real estate and the stock market. From approximately 1986 to 1992, Dr. Kirsh developed two dental practices in Vancouver, British Columbia, Canada, which he sold in 1992 before forming his investment group. There are no plans, arrangements, or understandings pending for Ucellit to acquire any or to be acquired by any company. Ucellit has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination. Dr. Kirsh is the majority shareholder of Bentleycapital.com Inc., a company with a Vitamineralherb.com license for the territory of British Columbia, Canada. Bentleycapital.com Inc. has registered its securities pursuant to a Form SB-2 registration statement and is a reporting company. Dr. Kirsh is also the sole shareholder, officer and director of Gentry Resources Inc. and Growtex Inc., both of which are reporting companies under the Securities Exchange Act of 1934.

Dr.  Kirsh  has  not  filed  Forms  3,  4,  or  5.

During the past five years, Dr. Kirsh has not been involved in any legal proceedings of the following types: personal bankruptcy, business bankruptcy, subject to or convicted in a criminal proceeding (excluding minor traffic violations and other minor criminal offenses), subject to any order, judgment or decree of a court limiting his involvement in any type of business, securities or banking activities, subject to a finding by a court, the Securities and Exchange Commission, or the Commodity Futures Trading Commission that he violated a federal or state securities or commodities law.

ITEM 10.  EXECUTIVE  COMPENSATION

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

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT


SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

The following table sets forth, as of April 12, 2002, Ucellit.com's outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Ucellit.com to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                         NUMBER    PERCENTAGE
                                         SHARES     OF SHARES
NAME                                      OWNED       OWNED

Dr. Michael Kirsh,                      1,500,000          67%
5076 Angus drive
Vancouver, BC V6M 3M5 Canada

Mark Epstein, Director, President
And Chief Accounting Officer                  -0-           0%
2445 West 16
Vancouver, BC Canada  V6K 3B9

All executive officers & directors as         -0-           0%
a group (1 Individual)

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     (a) The License referred to in Note 3 was assigned to the Company by Dr. Kirsh for consideration of 1,500,000 shares having a fair market value of $15,000 and a note payable of $20,000. The Company has estimated the cost of the license to Dr. Kirsh at $24,750. The estimate is based on an allocation of Dr. Kirsh's cash outlay of $33,000 for common stock of Gentry Resources, Inc., by virtue of which Dr. Kirsh obtained the license as well as his continued ownership of Gentry Resources, Inc. The fair market value of $35,000, based on comparable transactions at the time of acquisition, was allocated to note payable as to $20,000, par value as to $150 and additional paid in capital as to $14,850. The excess of fair market value over predecessor cost, being $10,250, is treated as a dividend which increased the deficit. The Grantor of the License is not related to the Company.

     (b) Dr. Kirsh also paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured, non-interest bearing and has no specific terms of repayment.

     (c) In error, the Company deposited the $5,000 cash proceeds from its equity offering into Bentleycapitalcorp.com Inc.'s bank account. Bentleycapitalcorp.com Inc. is a company controlled by Dr. Kirsh. During the quarter ended March 31, 2001, the advance was repaid to the Company.



ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits

                 None.

     (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UCELLIT.COM  INC.

Date:          April 12, 2002          By:      /s/ Mark Epstein, Esq.
          ------------------------           ------------------------------
                                                Mark Epstein, Esq.
                                                Director, President, and
                                                Chief Accounting Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:          April 12, 2002          By:      /s/ Mark Epstein, Esq.
          ------------------------           ------------------------------
                                                Mark Epstein, Esq.
                                                Director, President, and
                                                Chief Accounting Officer

Ucellit.com Inc.
(A Development Stage Company)

                                                   Index
Independent Auditor's Report . . . . . . . . . . .  F-1

Balance Sheets . . . . . . . . . . . . . . . . . .  F-2

Statements of Operations . . . . . . . . . . . . .  F-3

Statements of Cash Flows . . . . . . . . . . . . .  F-4

Statements of Stockholders' Equity . . . . . . . .  F-5

Notes to the Financial Statements. . . . . . . . .  F-6

                               [GRAPHIC  OMITED]


MANNING ELLIOT                       [    11th floor, 1050 West Pender Street
                                     [    Vancouver, BC  Canada  V6E 3S7
CHARTERED ACCOUNTANTS                [    Phone: 604.714.3600  Fax: 604.714.3669
                                          Web:  manningelliott.com



                          Independent Auditor's Report
                          -----------------------------


To the Board of Directors and Stockholders of Ucellit.com Inc.
(A  Development  Stage  Company)


We have audited the accompanying balance sheets of Ucellit.com Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' deficit and cash flows accumulated for the period from March 14, 2000 (Date of Inception) to December 31, 2001 and the year ended December 31, 2001 and from March 14, 2000 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Ucellit.com Inc. (A Development Stage Company), as of December 31, 2001 and 2000, and the results of its operations and its cash flows accumulated for the period from March 14, 2000 (Date of Inception) to December 31, 2001 and the year ended December 31, 2001 and from March 14, 2000 (Date of Inception) to December 31, 2000, in conformity with U.S. generally accepted accounting principles.

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


/s/  Manning  Elliott


CHARTERED  ACCOUNTANTS
Vancouver,  Canada
April  2,  2002

Ucellit.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                December 31,    December 31,
                                                                    2001            2000
                                                                     $               $
                                                                (unaudited)      (audited)
Assets

Current Assets

  Cash                                                                 7,304               -
  Prepaid expenses                                                       500               -
  Due from a Related Company                                               -           5,000
---------------------------------------------------------------------------------------------
Total Current Assets                                                   7,804           5,000

License (Notes 3 and 4(a))                                                 -               -
---------------------------------------------------------------------------------------------
Total Assets                                                           7,804           5,000
=============================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                     3,352               -
  Accrued liabilities                                                    375             500
  Note payable (Note 4(a) and (b))                                    28,000          28,000
---------------------------------------------------------------------------------------------
Total Liabilities                                                     31,727          28,500
---------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with
a par value of $0.0001; 2,250,000 and 2,000,000 common
shares issued and outstanding respectively                               225             200

Additional Paid in Capital                                            29,775          19,800
---------------------------------------------------------------------------------------------
                                                                      30,000          20,000
Preferred Stock, 20,000,000 preferred shares authorized with
a par value of $0.0001; none issued                                        -               -

Deficit Accumulated During the Development Stage                     (53,923)        (43,500)
---------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                          (23,923)        (23,500)
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                            7,804           5,000
=============================================================================================

Contingent Liability (Note 1)

Commitment (Note 3)


                                       F-1
    (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

                                                From                                  From
                                           March 14, 2000          Year          March 14, 2000
                                        (Date of Inception)       ended       (Date of Inception)
                                          to December 31,      December 31,     to December 31,
                                                2001               2001               2000
                                                 $                  $                  $
                                            (unaudited)        (unaudited)        (unaudited)
Revenue                                                   -               -                     -
--------------------------------------------------------------------------------------------------

Expenses

  Amortization of license                            13,406               -                13,406
  Accounting and legal                                9,187           8,667                   500
  Bank charges                                           41              41                     -
  License fee                                           500             500                     -
  License written-off                                11,344               -                11,344
  Organizational expenses and offering
    costs                                             8,000               -                 8,000
  Transfer agent and regulatory                       1,195           1,195                     -
--------------------------------------------------------------------------------------------------
Net Loss for the Period                             (43,673)        (10,423)              (33,250)
==================================================================================================

Net Loss Per Share                                                     (.01)                 (.02)
==================================================================================================

Weighted Average Shares Outstanding                               2,187,000             1,553,000
==================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


                                       F-2
    (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                           From                                  From
                                                      March 14, 2000          Year          March 14, 2000
                                                   (Date of Inception)       ended       (Date of Inception)
                                                     to December 31,      December 31,     to December 31,
                                                           2001               2001               2000
                                                            $                  $                  $
                                                       (unaudited)        (unaudited)        (unaudited)
Cash Flows to Operating Activities

 Net loss for the period                                       (43,673)        (10,423)              (33,250)

 Adjustments to reconcile net loss to cash

  Amortization of license                                       13,406               -                13,406
  License written-off                                           11,344               -                11,344

Less non-cash working capital items

  Prepaid expenses                                                (500)           (500)                    -
  Accounts payable and accrued liabilities                       3,727           3,227                   500
  Note payable                                                   8,000               -                 8,000
-------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                           (7,696)         (7,696)                    -
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Issuance of common stock                                      15,000          10,000                 5,000
  Due to a related party                                             -           5,000                (5,000)
-------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                           15,000          15,000                     -
-------------------------------------------------------------------------------------------------------------
Increase in cash                                                 7,304           7,304                     -

Cash - beginning of period                                           -               -                     -
-------------------------------------------------------------------------------------------------------------
Cash - end of period                                             7,304           7,304                     -
=============================================================================================================

Non-Cash Financing Activities

 A total of 1,500,000 shares were issued to the
 majority shareholder at a fair market value of
 0.01 per share for the acquisition of a License
 (Notes 3 and 4(a))                                             15,000               -                15,000

 Less dividend deemed paid (Note 4(a))                         (10,250)              -               (10,250)

 A note payable was issued to the majority
 shareholder for the acquisition of a License
 (Notes 3 and 4(a) and (b))                                     20,000               -                20,000
-------------------------------------------------------------------------------------------------------------
                                                                24,750               -                24,750
=============================================================================================================

Supplemental Disclosures

 Interest paid                                                       -               -                     -
 Income tax paid                                                     -               -                     -


                                       F-3
    (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
From March 14, 2000 (Date of Inception) to December 31, 2001
(expressed in U.S. dollars)

                                                                                            Deficit
                                                                                          Accumulated
                                                                     Additional            During the
                                                                      Paid-in              Development
                                               Shares       Amount    Capital     Total       Stage
                                                  #           $          $          $           $
Balance - March 14, 2000 (Date of Inception)            -        -            -        -             -

  Stock issued for a license at a fair market
  value of $0.01 per share                      1,500,000      150       14,850   15,000             -

  Stock issued for cash pursuant to an SB-2
  Registration Statement                          500,000       50        4,950    5,000             -

  Dividend deemed paid (Note 4(a))                      -        -            -        -       (10,250)

Net loss for the period                                 -        -            -        -       (33,250)
-------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                     2,000,000      200       19,800   20,000       (43,500)

  Stock issued for cash pursuant to a private
  placement                                       250,000       25        9,975   10,000             -

Net loss for the year                                   -        -            -        -       (10,423)
-------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                     2,250,000      225       29,775   30,000       (53,923)
=======================================================================================================


                                       F-4
    (The accompanying notes are an integral part of the financial statements)

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

     The Company raised $10,000 pursuant to a private placement of 250,000 shares at $0.01 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144.


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


4.   Related  Party  Transactions

     (a) The License referred to in Note 3 was assigned to the Company by Dr. Michael Kirsh for consideration of 1,500,000 shares having a fair market value of $15,000 and a note payable of $20,000. The Company has estimated the cost of the license to Dr. Kirsh at $24,750. Dr. Kirsh owns approximately 67% of the common stock of the Company. The estimate is based on an allocation of Dr. Kirsh's cash outlay of $33,000 for common stock of Gentry Resources, Inc., by virtue of which Dr. Kirsh obtained the license as well as his continued ownership of Gentry Resources, Inc. The fair market value of $35,000, based on comparable transactions at the time of acquisition, was allocated to note payable as to $20,000, par value as to $150 and additional paid in capital as to $14,850. The excess of fair market value over predecessor cost, being $10,250, is treated as a dividend which increased the deficit. The Grantor of the License is not related to the Company.

     (b) Dr. Kirsh also paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured, non-interest bearing and has no specific terms of repayment.

     (c) In error, the Company deposited the $5,000 cash proceeds from its equity offering into Bentleycapitalcorp.com Inc.'s bank account. Bentleycapitalcorp.com Inc. is a company controlled by Dr. Kirsh. During the quarter ended March 31, 2001, the advance was repaid to the Company.