Form 10QSB
period 2002-03-31
UCELLIT COM INC
filed 2002-05-21
CIK 1110782

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)
[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF  1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

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

                              2445 WEST 16TH AVENUE
                        VANCOUVER, BC   V6K 3B9   CANADA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (604) 685-4321
                            ISSUER'S TELEPHONE NUMBER

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE COMPANY WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
     SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES |X|  NO | |


AS OF May 17, 2002, THERE WERE OUTSTANDING 2,250,000 SHARES OF COMMON STOCK, PAR VALUE $.0001

TRANSITIONAL  SMALL  BUSINESS  ISSUER  FORMAT   YES  |  |     NO  |X|

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.


Ucellit.com  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                                                March 31,     December 31,
                                                                                   2002           2001
                                                                                    $              $
                                                                               (unaudited)     (audited)
Assets

Current Assets

  Cash                                                                               7,155           7,304
  Prepaid expenses                                                                       -             500
-----------------------------------------------------------------------------------------------------------
Total Current Assets                                                                 7,155           7,804

License (Notes 3 and 4(a))                                                               -               -
-----------------------------------------------------------------------------------------------------------

Total Assets                                                                         7,155           7,804
============================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                                   3,762           3,352
  Accrued liabilities                                                                  500             375
  Note payable (Note 4(a) and (b))                                                  28,000          28,000
-----------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   32,262          31,727
-----------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a par value of
0.0001; 2,250,000 common shares issued and outstanding                                225             225

Additional Paid in Capital                                                          29,775          29,775
-----------------------------------------------------------------------------------------------------------
                                                                                    30,000          30,000
Preferred Stock, 20,000,000 preferred shares authorized with a par value of
0.0001; none issued                                                                     -               -

Deficit Accumulated During the Development Stage                                   (55,107)        (53,923)
-----------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                        (25,107)        (23,923)
-----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                          7,155           7,804
============================================================================================================

Contingent Liability (Note 1)

Commitment (Note 3)


    (The accompanying notes are an integral part of the financial statements)

Ucellit.com  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
                                                     From
                                                March 14, 2000           Three Months
                                              (Date of Inception)            Ended
                                                 to March 31,              March 31,
                                                     2002             2002          2001
                                                      $                 $             $
                                                 (unaudited)       (unaudited)   (unaudited)
Revenue                                                        -             -             -
---------------------------------------------------------------------------------------------

Expenses

  Amortization of license                                 13,406             -             -
  Accounting and legal                                     9,812           625         1,155
  Bank charges                                                41             -            31
  License fee                                              1,000           500             -
  License written-off                                     11,344             -             -
  Organizational expenses and offering costs               8,000             -             -
  Transfer agent and regulatory                            1,254            59             -
---------------------------------------------------------------------------------------------
Net Loss for the Period                                  (44,857)       (1,184)       (1,186)
=============================================================================================

Net Loss Per Share                                                        (.01)         (.01)
=============================================================================================

Weighted Average Shares Outstanding                                  2,250,000     2,000,000
=============================================================================================

(Diluted  loss  per share has not been presented as the result is anti-dilutive)


    (The accompanying notes are an integral part of the financial statements)

Ucellit.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)

                                                      Three Months
                                                         Ended
                                                       March 31,
                                                  2002          2001
                                                   $             $
                                              (unaudited)   (unaudited)
Cash Flows to Operating Activities

  Net loss for the period                         (1,184)       (1,186)

  Less non-cash working capital items

    Prepaid expenses                                 500             -
    Accounts payable and accrued liabilities         535            46
-----------------------------------------------------------------------
Net Cash Used by Operating Activities               (149)       (1,140)
-----------------------------------------------------------------------
Cash Flows from Financing Activities

  Due to a related party                              -          5,000
-----------------------------------------------------------------------
Net Cash Used in Financing Activities                 -          5,000
-----------------------------------------------------------------------
Decrease (increase) in cash                        (149)         3,860

Cash - beginning of period                        7,304              -
-----------------------------------------------------------------------
Cash - end of period                              7,155          3,860
=======================================================================

Non-Cash Financing Activities                         -              -
=======================================================================

Supplemental Disclosures

  Interest paid                                       -              -
  Income tax paid                                     -              -


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


    (The accompanying notes are an integral part of the financial statements)

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


    (The accompanying notes are an integral part of the financial statements)

Item  2.   Management's  Discussion  and  Analysis,  and  Plan  of  Operation

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

PLAN  OF  OPERATION

During the period from March 14, 2000 (date of inception) through March 31, 2002, the Company has engaged in no significant operations other than raising $15,000 and issuing 750,000 common shares, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

For the first quarter of 2002, the Company anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. The Company's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We remain in the development stage and, since inception, we have experienced no significant change in liquidity or capital resources or shareholders' equity. Our business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. In order to determine the feasibility of its business plan, we plan, during the next six to twelve months, to conduct research into these various potential target markets. Should we determine that the exploitation of the license is feasible, we will engage salespeople to market the products. Based primarily on discussions with the licensor, we believe that during our first operational quarter (whenever that might be in the future), we will need a capital infusion of approximately $55,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, we will need approximately $260,000 in the event it determines that its customers will not pay in advance and it will have to extend credit. We will have to obtain additional financing through an offering or capital contributions by current shareholders.

We will need additional capital to carry our business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to us or at all. We have no commitments for capital expenditures.

In addition, we may engaged in a combination with another business. We have engaged in discussions concerning potential business combinations, but have not entered into any agreement for such a combination.

In our Independent Auditor's Report for the year ended December 31, 2001, our independent auditor stated that our failure to generate revenues and conduct operations since its inception raise substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and currently has inadequate capital to fund its business. We may be unable to raise the funds necessary for implementing our business plan, which could severely limit our operations and cause our stock to be worthless.

Results  of  Operations

We had a net loss of $1,184 for the quarter ended March 31, 2002 compared to a net loss of $1,186 for the quarter ended March 31, 2001.

Liquidity

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

The working capital deficit at December 31, 2002 was $25,107. The Company has not achieved profitable operations and has suffered mounting losses of $44,857 from inception through March 31, 2002.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Our balance sheet as of March 31, 2002 reflects total assets of $7,155 in the form of cash.

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

                                         UCELLIT.COM  INC.



                                         ---------------------------------------
Date:  May  20,  2002                    By:  /s/  Mark  Epstein,  Esq.
                                              Mark  Epstein,  Esq.
                                              Director,  President,  and  Chief
                                              Accounting  Officer