Form 10QSB
period 2002-06-30
UCELLIT COM INC
filed 2002-08-19
CIK 1110782

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)
[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF  1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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


AS OF AUGUST 15, 2002, THERE WERE OUTSTANDING 2,250,000 SHARES OF COMMON STOCK,
                                PAR VALUE $.0001

           TRANSITIONAL SMALL BUSINESS ISSUER FORMAT    YES | |    NO |X|

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

Ucellit.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                 June 30,     December 31,
                                                                   2002           2001
                                                                    $              $
                                                               (unaudited)     (audited)
Assets

Current Assets

  Cash                                                               3,961           7,304
  Prepaid expenses                                                       -             500
-------------------------------------------------------------------------------------------
Total Current Assets                                                 3,961           7,804

License (Notes 3 and 4(a))                                               -               -
-------------------------------------------------------------------------------------------

Total Assets                                                         3,961           7,804
===========================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                   3,762           3,352
  Accrued liabilities                                                1,125             375
  Note payable (Note 4(a) and (b))                                  28,000          28,000
-------------------------------------------------------------------------------------------
Total Liabilities                                                   32,887          31,727
-------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with
a par value of $0.0001; 2,250,000 common shares issued and
outstanding                                                            225             225

Additional Paid in Capital                                          29,775          29,775
-------------------------------------------------------------------------------------------
                                                                    30,000          30,000
Preferred Stock, 20,000,000 preferred shares authorized with
a par value of $0.0001; none issued                                      -               -

Deficit Accumulated During the Development Stage                   (58,926)        (53,923)
-------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                        (28,926)        (23,923)
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                          3,961           7,804
===========================================================================================

Contingent Liability (Note 1)

Commitment (Note 3)


                                       F-2
    (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                     From
                                                 March 14, 2000          Three Months                Six Months
                                              (Date of Inception)            Ended                     Ended
                                                  to June 30,               June 30,                 June 30,
                                                      2002             2002         2001         2002         2001
                                                       $                 $            $            $            $
Revenue                                                         -            -            -            -            -
----------------------------------------------------------------------------------------------------------------------

Expenses

  Accounting and legal                                     10,437          625        1,125        1,250        1,425
  Amortization of license                                  13,406            -            -            -            -
  Bank charges                                                 41            -            -            -           31
  License fee                                               1,000            -            -          500            -
  License written-off                                      11,344            -            -            -            -
  Organizational expenses and offering costs                8,000            -            -            -            -
  Transfer agent and regulatory                             4,448        3,194           72        3,253          927
----------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                   (48,676)      (3,819)      (1,197)      (5,003)      (2,383)
======================================================================================================================

Net Loss Per Share                                                        (.01)        (.01)        (.01)        (.01)
======================================================================================================================

Weighted Average Shares Outstanding                                  2,250,000    2,000,000    2,250,000    2,000,000
======================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


                                       F-2
    (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                  Six Months
                                                     Ended
                                                    June 30,
                                                2002      2001
                                                 $         $
Cash Flows to Operating Activities

  Net loss for the period                      (5,003)   (2,383)

  Less non-cash working capital items

    Prepaid expenses                              500         -
    Accounts payable and accrued liabilities    1,160       997
----------------------------------------------------------------

Net Cash Used by Operating Activities          (3,343)   (1,386)
----------------------------------------------------------------

Cash Flows from Financing Activities

  Due to a related party                            -     5,000
----------------------------------------------------------------

Net Cash Used in Financing Activities               -     5,000
----------------------------------------------------------------

Decrease (increase) in cash                    (3,343)    3,614

Cash - beginning of period                      7,304         -
----------------------------------------------------------------

Cash - end of period                            3,961     3,614
================================================================

Non-Cash Financing Activities                       -         -
================================================================

Supplemental Disclosures

  Interest paid                                     -         -
  Income tax paid                                   -         -


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

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective December 7, 2000. The Company completed its offering and issued 500,000 common shares at $.01 per share for cash proceeds of $5,000.

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


                                       F-4
    (The accompanying notes are an integral part of the financial statements)

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


3.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of Ontario, Canada, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on March 20, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits. The License was written-off to operations in fiscal 2000. However it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.

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


                                       F-5
    (The accompanying notes are an integral part of the financial statements)

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

PLAN  OF  OPERATION

During the period from March 14, 2000 (date of inception) through June 30, 2002, the Company has engaged in no significant operations other than raising $15,000 and issuing 750,000 common shares, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

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

In our Independent Auditor's Report for the year ended December 31, 2001, our independent auditor stated that our failure to generate revenues and conduct operations since its inception raise substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund our business. We may be unable to raise the funds necessary for implementing our business plan, which could severely limit our operations and cause our stock to be worthless.

Results  of  Operations

We had a net loss of $3,819 for the quarter ended June 30, 2002 compared to a net loss of $1,197 for the quarter ended June 30, 2001.

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

The Company has not achieved profitable operations and has a deficit of 58,926 at June 30, 2002.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Our balance sheet as of June 30, 2002 reflects total assets of $3,961 in the form of cash.

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

             99.1   Certification

     (b)     Reports  on  Form  8-K

             None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UCELLIT.COM  INC.



                                         (signed) ______________________________
Date:  August 15, 2002                            By:  /s/  Mark  Epstein,  Esq.
                                                  Mark  Epstein,  Esq.
                                                  Director, President, and Chief
                                                  Accounting  Officer