Form 10QSB
period 2002-09-30
UCELLIT COM INC
filed 2002-12-19
CIK 1110782

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2002

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


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of December 16, 2002, 2,250,000 shares of common stock, par value $.0001 are outstanding.

Transitional Small Business Issuer Format  Yes | |   No |X|

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Ucellit.com  Inc.
(A Development Stage Company)
Balance  Sheets
(expressed in U.S. dollars)

                                                                                September 30,    December 31,
                                                                                    2002             2001
                                                                                      $               $
                                                                                 (unaudited)      (audited)
Assets

Current Assets

  Cash                                                                                  1,977           7,304
  Prepaid expenses                                                                          -             500
--------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    1,977           7,804

License (Notes 3 and 4(a))                                                                  -               -
--------------------------------------------------------------------------------------------------------------
Total Assets                                                                            1,977           7,804
==============================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                                      4,162           3,352
  Accrued liabilities                                                                   1,150             375
  Note payable (Note 4(a) and (b))                                                     28,000          28,000
--------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                      33,312          31,727
--------------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a par value of
0.0001; 2,250,000 common shares issued and outstanding                                   225             225

Additional Paid in Capital                                                             29,775          29,775
--------------------------------------------------------------------------------------------------------------
                                                                                       30,000          30,000
Preferred Stock, 20,000,000 preferred shares authorized with a par value of
0.0001; none issued                                                                         -               -

Deficit Accumulated During the Development Stage                                      (61,335)        (53,923)
--------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                           (31,335)        (23,923)
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                             1,977           7,804
==============================================================================================================


Contingent Liability (Note 1)

Commitment (Note 3)
                                       F-2

    (The accompanying notes are an integral part of the financial statements)

Ucellit.com  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)


                                                    From
                                               March 14, 2000           Three Months              Nine Months
                                            (Date of Inception)            Ended                     Ended
                                              to September 30,         September 30,             September 30,
                                                    2002             2002         2001         2002         2001
                                                     $                 $            $            $            $
Revenue                                                       -            -            -            -            -
--------------------------------------------------------------------------------------------------------------------

Expenses

  Accounting and legal                                   12,635        1,798        3,125        3,448        4,550
  Amortization of license                                13,406            -            -            -            -
  Bank charges                                               41            -           10            -           41
  License fee                                             1,000            -          500          500          500
  License written-off                                    11,344            -            -            -            -
  Organizational expenses and offering costs              8,000            -            -            -            -
  Transfer agent and regulatory                           4,659          211           38        3,464          965
--------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                                 (51,085)      (2,009)      (3,673)      (7,412)      (6,056)
====================================================================================================================

Net Loss Per Share                                                         -            -            -            -
====================================================================================================================

Weighted Average Shares Outstanding                                2,250,000    2,000,000    2,250,000    2,000,000
====================================================================================================================

(Diluted  loss  per share has not been presented as the result is anti-dilutive)


    (The accompanying notes are an integral part of the financial statements)

Ucellit.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)


                                                 Nine Months
                                                    Ended
                                                 September 30,
                                                2002      2001
                                                 $          $
Cash Flows to Operating Activities

  Net loss for the period                      (7,412)    (6,056)

  Less non-cash working capital items

    Prepaid expenses                              500     (1,250)
    Accounts payable and accrued liabilities    1,585       (140)
-----------------------------------------------------------------
Net Cash Used by Operating Activities          (5,327)    (7,446)
-----------------------------------------------------------------
Cash Flows from Financing Activities

  Issuance of common stock                          -     10,000
  Due to a related party                            -      5,000
-----------------------------------------------------------------
Net Cash Used in Financing Activities               -     15,000
-----------------------------------------------------------------
Decrease (increase) in cash                    (5,327)     7,554

Cash - beginning of period                      7,304          -
-----------------------------------------------------------------
Cash - end of period                            1,977      7,554
=================================================================

Non-Cash Financing Activities                       -          -
=================================================================

Supplemental Disclosures

  Interest paid                                     -          -
  Income tax paid                                   -          -


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

     The Company raised $10,000 pursuant to a private placement of 250,000 shares at $0.04 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144.


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

     (e)  Comprehensive  Income

          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.


    (The accompanying notes are an integral part of the financial statements)

2.        Summary  of  Significant  Accounting  Policies  (continued)

     (f)  Use  of  Estimates

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

     (g)  Offering  Costs

          In accordance with SEC staff accounting Bulletin No. 5 offering costs may properly be deferred and charged against proceeds of the offering. The Company has elected to charge such offering costs to operations.

     (h)  Interim  Financial  Statements

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

     (i)  Recent  Accounting  Pronouncements

          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 requires that the purchase method of accounting be used for all business combinations initiated after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on January 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on January 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.


    (The accompanying notes are an integral part of the financial statements)

2.        Summary  of  Significant  Accounting  Policies  (continued)

     (i)  Recent  Accounting  Pronouncements

          In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


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

    (The accompanying notes are an integral part of the financial statements)

Item 2.   Management  Discussion  and  Analysis  or  Plan  of  Operation

Certain statements contained in this Form 10-QSB, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Ucellit.com Inc. Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. uncertainties and other factors which may cause the actual results, performance or achievements of Ucellit.com Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to other factors and matters discussed elsewhere in this Form 10-QSB, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: our ability to execute our business plan for the Internet sales of vitamins to consumers, our ability to enter a different business, competition, and, the availability of financing, and, if financing becomes available, that such financing is on terms and conditions acceptable to us.

PLAN  OF  OPERATION

During the period from March 14, 2000 (date of inception) through September 30, 2002, we engaged in no significant operations other than raising $15,000 and issuing 750,000 common shares, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by us during this period.

We anticipate incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. The Company's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products. The Vitamineralherb method of sales includes direct consumer sales integrated with the use of the Internet for reordering by consumers.

There have been many business crashes and market crashes of many Internet businesses in the past two years. We now plan to seek out different kinds of business opportunities such as mergers, acquisitions or other forms of business combinations with other businesses. We have engaged in discussions concerning potential business combinations, but we have not entered into any agreement for such a combination.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We remain in the development stage and, since inception, we have experienced no significant change in liquidity or capital resources or shareholders' equity. Our business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. In order to determine the feasibility of its business plan, we plan, during the next six to twelve months, to conduct research into these various potential target markets. Should we determine that the exploitation of the Vitamineralherb.com license is feasible, we will engage salespeople to market the products. Based primarily on discussions with the licensor, we believe that during our first operational quarter (whenever that might be in the future), we will need a capital infusion of approximately $55,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, we will need approximately $260,000 in the event it determines that its customers will not pay in advance and it will have to extend credit. We will have to obtain additional financing through an offering or capital contributions by current shareholders.

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

Results  of  Operations

During the period from March 14, 2000 (date of inception) through September 30, 2002, the Company has engaged in no significant operations other than raising $5,000 and issuing 500,000 common shares pursuant to an SB-2 Registration Statement, organizational activities and acquisition of the rights to market Vitamineralherb products. We also raised $10,000 in a private placement of our securities in October 2001. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with an ongoing development stage activity, and expenses associated with setting up a company structure to begin implementing its business plan.

Liquidity

The Company has historically satisfied its capital needs by borrowing from related parties in the short-term, and by issuing equity securities.

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. With our beginning cash position of -nil and $15,000 raised pursuant to an SB2 Registration Statement and a private placement, the Company was able to fund its operating cash shortfall of $7,412. Our cash position at September 30, 2002 was $1,977. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

The working capital deficit at September 30, 2002 was $ 31,235.

The Company has not achieved profitable operations since inception and has suffered mounting losses of $51,085 through September 30, 2002.

The Company's balance sheet as of September 30, 2002, reflects total assets of $1,977 in the form of cash.

The original sole shareholder paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured non-interest bearing and has no specific terms of repayment.


Item 3.   Controls  and  Procedures.

     Mark Epstein, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER  INFORMATION

Item 1.   Legal  Proceedings.

          None.

Item 2.   Changes  in  Securities.

          None.

Item 3.   Defaults  Upon  Senior  Securities.

          None.

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.

          None.

Item 5.   Other  Information.

          None.

Item 6.   Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits

          None.

     (b)  Reports  on  Form  8-K

          None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Ucellit.com  Inc.

Date:  December 16, 2002             [Signature]
                                                -------------------------------
                                     By:  /s/  Mark Epstein, Esq.
                                     Mark Epstein, Esq.
                                     Chief Executive Officer,
                                     Director, President, and
                                     Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark Epstein, certify that:
1.   I have reviewed this quarterly report on Form 10-QSB of Ucellit.com Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002


------------------------------------
[Signature]

Mark Epstein, Esq.
/s/ Mark Epstein, Esq.
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I,  Mark  Epstein,  certify  that:
1.   I have reviewed this quarterly report on Form 10-QSB of Ucellit.com Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002


------------------------------------
[Signature]

Mark  Epstein,  Esq.
/s/  Mark  Epstein,  Esq.
Chief  Financial  Officer

Certification of Chief Executive Officer of Ucellit.com Inc. pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and
Section 1350 of 18 U.S.C. 63.

I, Mark Epstein, the Chief Executive Officer of Ucellit.com Inc. hereby certify that Ucellit.com Inc.'s periodic report on Form 10-QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Ucellit.com Inc.

Date:  December 16, 2002


------------------------------------
[Signature]

Mark  Epstein,  Esq.
/s/  Mark  Epstein,  Esq.
Chief  Executive  Officer  of
Ucellit.com  Inc.


Certification of Chief Financial Officer of Ucellit.com Inc., pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and
Section 1350 of 18 U.S.C. 63.

I, Mark Epstein, the Chief Financial Officer of Ucellit.com Inc. hereby certify that Ucellit.com Inc.'s periodic report on Form 10-QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Ucellit.com Inc.


Date:  December 16, 2002


------------------------------------
[Signature]

Mark  Epstein,  Esq.
/s/  Mark  Epstein,  Esq.
Chief  Financial  Officer  of
Ucellit.com  Inc.