Form 10KSB
period 2002-12-31
UCELLIT COM INC
filed 2003-12-24
CIK 1110782

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                   (Mark one)
[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of
                                      1934
                  For the fiscal year ended December 31, 2002

                                       OR
[ ]  Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition Period from ________ to ________.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 22, 2003, computed at the price which the stock was sold, was $15,000. There is no market for the common stock.

On December 22, 2003, the registrant had 2,250,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                UCELLIT.COM INC.

INDEX TO
ANNUAL REPORT ON FORM 10-KSB
FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2001


PART  I                                                                  PAGE

Item  1  Description of Business . . . . . . . . . . . . . . . . . . .         4
Item  2  Description of Property . . . . . . . . . . . . . . . . . . .        13
Item  3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .        13
Item  4  Submission of Matters to a Vote of Security Holders . . . . .        13

PART II

Item  5  Market for Common Equity and Related Stockholder Matters. . .        13
Item  6  Management's Discussion and Analysis. . . . . . . . . . . . .        14
Item  7  Financial Statements. . . . . . . . . . . . . . . . . . . . .15 and F-1
Item  8  Changes In and Disagreements With Accountants
         on Accounting Disclosure. . . . . . . . . . . . . . . . . . .        15
Item  8A Controls and Procedures . . . . . . . . . . . . . . . . . . .        15


PART III

Item  9  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act . . . . . .        16

Item  10 Executive Compensation. . . . . . . . . . . . . . . . . . . .        17
Item  11 Security Ownership of Certain Beneficial Owners and Management       17
Item  12 Certain Relationships and Related Transactions. . . . . . . .        18
Item  13 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .        18
Item  14 Principal Accountant Fees and Services. . . . . . . . . . . .        18


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

                                     PART  I



ITEM 1. DESCRIPTION OF BUSINESS

     GENERAL

Ucellit.com was incorporated under the laws of the State of Washington on March 14, 2000, and is in the developmental and promotional stages. To date, Ucellit.com's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. Ucellit.com has not commenced commercial operations. Ucellit.com has no full time employees and owns no real estate.

The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. In the accompanying audited financial statements at footnote 1 and in the independent auditor's report dated November 21, 2003, our independent auditors have express substantial doubt regarding the Company's ability to continue as a going concern.

     ACQUISITION OF THE LICENSE

On March 20, 2000, Ucellit.com's majority shareholder, Dr. Michael Kirsh, in return for 1,500,000 shares of Ucellit.com's common stock and a promissory note for $20,000, transferred to Ucellit.com his rights under that certain License Agreement with Vitamineralherb.com. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Ontario, Canada via the Internet. Dr. Kirsh acquired the license under the terms of a settlement agreement by and between Dr. Kirsh and Mortenson & Associates, an affiliate of Vitamineralherb.com. Under the terms of the settlement agreement, Vitamineralherb.com, an affiliate of Mortenson & Associates, granted to Dr. Kirsh the license to distribute Vitamineralherb.com products in part for his agreement not to pursue his individual claims against Mortenson & Associates. Vitamineralherb.com operates an Web site at www.vitamineralherb.com.

     THE LICENSE

Ucellit.com has a three year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. The license grants Ucellit.com an exclusive license for the territory of Ontario, Canada. The license will be automatically renewed unless Ucellit.com or Vitamineralherb.com gives the other notice of its intent not to renew. We have not received such a notice.

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

Ucellit.com (and its future customers) will have access to all products offered on the Vitamineralherb website, as well as the ability to order custom-formulated and custom-labeled products. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a mark up which Ucellit.com and Vitamineralherb.com share equally. Three different labeling options are available to customers: First, products may be ordered with the manufacturer's standard label with no customization. Second, the fitness or health professional may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels would be a standardized label with product information and a place on the label for the wording "Distributed by." This gives these health and fitness professionals a competitive edge. Third, labels may be completely customized for the health or fitness professional.

When a fitness or health professional becomes a client, Ucellit.com's salesperson will show the client how to access the Vitamineralherb website. The client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the Vitamineralherb.com website, paying for the purchase with a credit card, electronic check ("e-check"), debit card, or by mailing a check. All products are shipped by the manufacturer directly to the professional or its clients. At this time, www.vitamineralherb.com only accepts mailed in orders from customers.

The Web site is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. We have not paid any fee to Vitamineralherb.com. because their Web site was not started until early 2003 and we have not had a sales force to obtain customers as yet. The license was written-off to operations. However, it is our intention to determine if it is economically feasible to commercially exploit a business plan.


All e-commerce financial transactions are handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb webmaster downloads e-mail orders several times a day, checks with clearing bank for payment and then submits the product order and electronic payment to the supplier. Vitamineralherb.com will then forward the money due Ucellit.com via electronic funds transfer. Vitamineralherb's software will track all sales through the customer's identification number, and at month end, e-mail to Ucellit.com a detailed report including sales commissions. Vitamineralherb has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick Vitamineralherb.com first. Sales originating from the website to customers located in Ontario, Canada will automatically be assigned to Ucellit.com, whether or not originated by Ucellit.com's marketing efforts. Mailed in orders to Vitamineralherb.com. will result in Vitamineralherb.com. paying us a commission for sales from Ontario, Canada.

Vitamineralherb.com warrants: that the products are fit for the purpose for which produced except for custom formulated products, which Vitamineralherb.com warrants will be manufactured in accordance with Ucellit.com's specifications and comply with all applicable laws; that all labels correctly and accurately describe the product and comply with all applicable laws; and that all suppliers' manufacturing facilities comply with all applicable laws. Vitamineralherb.com has agreed under the license to indemnify, hold harmless and defend Ucellit.com's and its related parties from and against any loss, claim, and expense incurred as a consequence of breach of the product warranties.

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

- MILESTONE 6: ACHIEVE REVENUES. It is difficult to quantify how long it will take to convert a sales call into actual sales and revenues. Ucellit.com will not begin receiving orders until its sales force is able to convince potential clients to begin offering such products to their customers, or to convert from an existing supplier. Ucellit.com hopes that clients would begin placing orders within for weeks of a sales call, but it may take several months before people begin to purchase products. Moreover, customers may not be willing to pay for products at the time they order, and may insist on buying on account, which delay receipt of revenues another month or two. Assuming the Vitamineralherb.com license proves to be feasible, in a best case scenario

We believe that the delay from 2000 until 2003 for Vitamineralherb.com to have a Web site is related to Vitamineralherb.com's inability to raise money for itself because of the dot-com market crash in 2000. As a result of Vitamineralherb.com's failure to have a Web site and the dot-com crash in 2000, we had been unable to raise funds or recruit sales people.

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

     THE VITAMIN, SUPPLEMENT, MINERAL AND ALTERNATIVE HEALTH PRODUCT MARKET.

We believe that there is a growing awareness of vitamins, herbs, and other dietary supplements by the general public which has created a whole new segment in the field of medicine and health care products. We believe that several factors are driving this growth, including the segment of the population that is concerned with aging and disease, preventative health care.

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

ITEM  3.       LEGAL  PROCEEDINGS

     None.



ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the shareholders during the twelve month period ended December 31, 2002.



                                    PART II



ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No established public trading market exists for Ucellit.com's securities. Ucellit.com has no common equity subject to outstanding purchase options or warrants. Ucellit.com has no securities convertible into its common equity.

As of December 22, 2002, there were 2,250,000 shares of common stock outstanding, held by 50 shareholders of record.

To date Ucellit.com has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Ucellit.com's future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

     We do not have any outstanding stock options, nor is there any stock option plan.

RECENT SALES OF UNREGISTERED SECURITIES

No sales of unregistered securities occurred during the fourth quarter of the year ended December 31, 2002.

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

PLAN OF OPERATION

During the period from March 14, 2000 (date of inception) through December 31, 2002, the Company has engaged in no significant operations other than raising $15,000 and issuing 750,000 common shares, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

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

We will have to obtain additional financing through an offering or through capital contributions by current shareholders. No commitments to provide additional funds have been made by management or shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to us or at all. If we do not raise additional funds we may not be able to continue as a going concern.

LIQUIDITY.  At  December  31,  2002,  we  had  on  hand  ash  of  $1,168.
The Company has historically satisfied its capital needs by short term borrowing from related parties, and by issuing equity securities.

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. The operation, development and expansion of our business will require additional capital infusions for the foreseeable future.

The Company has not achieved profitable operations and has suffered losses of $55,282 since inception through December 31, 2002.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------
We had a net loss of $11,609 for the year ended December 31, 2002 compared to a net loss of $10,423 for the year ended December 31, 2001. The approximately $1,200 increase in expenses represents a decrease of $3,000 in legal and accounting costs, an increase of $2,600 in consulting costs, an increase of $600 in rent costs and an $1,000 increase in securities compliance and transfer agent costs.



ITEM  7.  FINANCIAL  STATEMENTS

     The financial information required by this item is set forth beginning at page F-1.


ITEM.  8   Changes  In  and  Disagreements  With  Accountants  on Accounting and
Financial  Disclosure

     None.

Item  8A    Controls  and  Procedures

 (a)  Evaluation  of  disclosure  controls  and  procedures.

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this annual report on Form 10-KSB that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

 (b)  Changes  in  internal  control  over  financial  reporting.

During the year covered by this Form 10-KSB, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART  III




ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each director and executive officer of Ucellit.com:

NAME                     AGE      POSITION

Mark  Epstein, Esq.      40       Director, President and Chief Accounting
                                  Officer

Dr. Michael Kirsh        50       Mr. Kirsh owns approximately 67% of our
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

ITEM  10.  EXECUTIVE  COMPENSATION

No officer or director has received any remuneration from Ucellit.com. Although there is no current plan in existence, it is possible that Ucellit.com will adopt a plan to pay or accrue compensation to its officers and directors for services related to the implementation of Ucellit.com's business plan. Ucellit.com has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. Ucellit.com has no employment contract or compensatory plan or arrangement with any executive officer of Ucellit.com. The director currently does not receive any cash compensation from Ucellit.com for his service as a member of the board of directors. There is no compensation committee, and no compensation policies have been adopted. There are no stock option plans.



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT


SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of December 22, 2003, Ucellit.com's outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Ucellit.com to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                         NUMBER    PERCENTAGE
                                         SHARES     OF SHARES
NAME                                      OWNED       OWNED


Dr. Michael Kirsh,                      1,500,000          67%
5076 Angus drive
Vancouver, BC V6M 3M5 Canada

Mark Epstein, Director, President
And Chief Accounting Officer                   -0-          0%
2445 West 16
Vancouver, BC Canada  V6K 3B9

All executive officers &directors as           -0-          0%
a group (1 Individual)

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     (a) The Vitamineralherb.com license was assigned to the Company by Dr. Kirsh for consideration of 1,500,000 shares having a fair market value of $15,000 and a note payable of $20,000. The Company has estimated the cost of the license to its former President at $24,750. The estimate is based on an allocation of the former President's cash outlay of $33,000 for common stock of Gentry Resources, Inc., by virtue of which Dr. Kirsh obtained the license as well as 100% ownership (since disposed of by Dr. Kirsh) of Gentry Resources, Inc. The fair market value of $35,000, based on comparable transactions at the time of acquisition, was allocated to note payable as to $20,000, par value as to $150 and additional paid in capital as to $14,850. The excess of fair market value over predecessor cost, being $10,250, is treated as a dividend which increased the deficit. The Grantor of the License is not related to the Company.

     (b) Dr. Kirsh also paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured, non-interest bearing and due on demand.

     (c) The value of consulting services of $600 was contributed by the President and director of the Company and charged to operations and treated as donated capital.

     (d) The value of rent of $600 was contributed by the President and director of the Company and charged to operations and treated as donated capital.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits

               31.1 Certification
               31.2 Certification
               32.1 Certification
               32.2 Certification

     (b)  Reports on Form 8-K

               None.


ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

          Disclosure is not required in this filing.

                                   SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCELLIT.COM  INC.


                                                 (signed)
                                                         -----------------------
Date:   December 22, 2003                  By:      /s/ Mark Epstein, Esq.
                                                 Mark Epstein, Esq.
                                                 Director, President, and
                                                 Chief Accounting Officer



 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 (signed)
                                                         -----------------------
Date:   December 22, 2003                  By:      /s/ Mark Epstein, Esq.
                                                 Mark Epstein, Esq.
                                                 Director, President, and
                                                 Chief Accounting Officer

EXHIBITS

     (a)     Exhibits

               31.1 Certification
               31.2 Certification
               32.1 Certification
               32.2 Certification

Ucellit.com Inc.
(A Development Stage Company)


                                                                           Index

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . F-2

Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-3

Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .F-4

Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . .F-5

Statements of Stockholders' Deficit . . . . . . . . . . . . . . . . . . . . .F-6

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . .F-7

                                [GRAPHIC OMITTED]

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


                          Independent Auditor's Report
                          -----------------------------


To the Board of Directors and Stockholders of Ucellit.com Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Ucellit.com Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows accumulated for the period from March 14, 2000 (Date of Inception) to December 31, 2002 and the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Ucellit.com Inc. (A Development Stage Company), as of December 31, 2002 and 2001, and the results of its operations and its cash flows accumulated for the period from March 14, 2000 (Date of Inception) to December 31, 2002 and the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

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

November 21, 2003

Ucellit.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)



                                                                       December 31,
                                                                     2002       2001
                                                                      $          $
Assets

Current Assets

  Cash                                                                1,168     7,304
  Prepaid expenses                                                        -       500
--------------------------------------------------------------------------------------
Total Current Assets                                                  1,168     7,804

License (Notes 3 and 4(a))                                                -         -
--------------------------------------------------------------------------------------
Total Assets                                                          1,168     7,804
======================================================================================


Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                    5,250     3,352
  Accrued liabilities                                                 2,250       375
  Note payable (Note 4(a) and (b))                                   28,000    28,000
--------------------------------------------------------------------------------------
Total Liabilities                                                    35,500    31,727
--------------------------------------------------------------------------------------

Stockholders' Deficit

Preferred Stock, 20,000,000 shares authorized with a par value
of $0.0001; none issued                                                   -         -

Common Stock, 100,000,000 shares authorized with a par value of
0.0001; 2,250,000 common shares issued and outstanding                 225       225

Additional Paid in Capital                                           29,775    29,775

Donated Capital (Note 4 (c) and (d))                                  1,200         -

Deficit Accumulated During the Development Stage                    (65,532)  (53,923)
--------------------------------------------------------------------------------------
Total Stockholders' Deficit                                         (34,332)  (23,923)
--------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                           1,168     7,804
======================================================================================

Contingencies and Commitments (Notes 1 and 3)


                                      F-3
    (The accompanying notes are an integral part of the financial statements)

Ucellit.com  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)



                                                   From
                                              March 14, 2000          Year           Year
                                           (Date of Inception)       Ended           Ended
                                             to December 31,      December 31,   December 31,
                                                   2002               2002           2001
                                                    $                  $              $

Revenue                                                      -               -              -
----------------------------------------------------------------------------------------------

Expenses

  Accounting and legal                                  14,884           5,697          8,687
  Amortization of license and write-off                 24,750               -              -
  Bank charges                                              51              10             41
  Consulting (Note 4(c))                                 2,600           2,600              -
  License fee                                            1,000             500            500
  Organizational and offering costs                      8,000               -              -
  Rent (Note 4(d))                                         600             600              -
  Transfer agent and regulatory                          3,397           2,202          1,195
----------------------------------------------------------------------------------------------
                                                        55,282          11,609         10,423
----------------------------------------------------------------------------------------------
Net Loss for the Period                                (55,282)        (11,609)       (10,423)
==============================================================================================

Net Loss Per Share - Basic                                               (0.01)         (0.01)
==============================================================================================

Weighted Average Shares Outstanding                                  2,250,000      2,187,000
==============================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


                                       F-4
    (The accompanying notes are an integral part of the financial statements)

Ucellit.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)


                                                              From
                                                         March 14, 2000          Year           Year
                                                      (Date of Inception)       Ended           Ended
                                                        to December 31,      December 31,   December 31,
                                                              2002               2002           2001
                                                               $                  $              $
Cash Flows to Operating Activities

  Net loss for the period                                         (55,282)        (11,609)       (10,423)

  Adjustments to reconcile net loss to cash

    Amortization of license and write-off                          24,750               -              -
    Donated consulting and rent                                     1,200           1,200              -

Changes to operating assets and liabilities

    Prepaid expenses                                                    -             500           (500)
    Accounts payable and accrued liabilities                        7,500           3,773          3,227
    Note payable                                                    8,000               -              -
    Due to a related party                                              -               -          5,000
---------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                             (13,832)         (6,136)        (2,696)
---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Issuance of common stock                                         15,000               -         10,000
---------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                          15,000               -         10,000
---------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and cash equivalents                    1,168          (6,136)         7,304

Cash and cash equivalents - beginning of period                         -           7,304              -
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                           1,168           1,168          7,304
=========================================================================================================

Non-Cash Financing Activities

  A total of 1,500,000 shares were issued to the
  majority shareholder at a fair market value of
  $0.01 per share for the acquisition of a License
  (Notes 3 and 4(a))                                               15,000               -              -

  Less dividend deemed paid (Note 4(a))                           (10,250)              -              -

  A note payable was issued to the majority
  shareholder for the acquisition of a License
  (Notes 3 and 4(a) and (b))                                       20,000               -              -
---------------------------------------------------------------------------------------------------------
                                                                   24,750               -              -
=========================================================================================================

Supplemental Disclosures

  Interest paid                                                         -               -              -
  Income tax paid                                                       -               -              -
=========================================================================================================


                                       F-5
    (The accompanying notes are an integral part of the financial statements)

Ucellit.com  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Deficit
From  March  14,  2000  (Date  of  Inception)  to  December  31,  2002
(expressed  in  U.S.  dollars)



                                                                                            Deficit
                                                                                          Accumulated
                                                                    Additional            During the
                                                                     Paid-in     Donated  Development
                                           Shares       Amount       Capital     Capital     Stage      Total
                                              #            $            $           $          $          $
Balance - March 14, 2000 (Date of
Inception)                                         -            -             -         -         -          -

  Stock issued for a license at a fair
  market value of $0.01 per share          1,500,000          150        14,850         -         -     15,000

  Stock issued for cash pursuant to an
  SB-2 Registration Statement                500,000           50         4,950         -         -      5,000

  Dividend deemed paid (Note 4(a))                 -            -             -         -   (10,250)   (10,250)

Net loss for the period                            -            -             -         -   (33,250)   (33,250)
---------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000                2,000,000          200        19,800         -   (43,500)   (23,500)

  Stock issued for cash pursuant to a
  private placement                          250,000           25         9,975         -         -     10,000

Net loss for the year                              -            -             -         -   (10,423)   (10,423)
---------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                2,250,000          225        29,775         -   (53,923)   (23,923)

  Donated consulting and rent                      -            -             -     1,200         -      1,200

Net loss for the year                              -            -             -         -   (11,609)   (11,609)
---------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002                2,250,000          225        29,775     1,200   (65,532)   (34,332)
===============================================================================================================




                                       F-6
    (The accompanying notes are an integral part of the financial statements)

Ucellit.com  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)

1.   Nature of Operations and Continuance of Business

     Ucellit.com Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on March 14, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the Province of Ontario, Canada. The grantor of the license offers these products for sale from various suppliers on their Web Site.

     The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective December 7, 2000. The Company completed its offering and issued 500,000 common shares at $0.01 per share for cash proceeds of $5,000 (See Note 4(c)).

     The Company raised $10,000 pursuant to a private placement of 250,000 shares at $0.01 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144.

     At December 31, 2002, the Company had a working capital deficit of $34,332 and an accumulated deficit of $65,532. The Company expects to fund itself in the next twelve months by sales of shares.


2.   Summary of Significant Accounting Policies

     (a)  Year End

          The Company's fiscal year end is December 31.

     (b)  Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Long-Lived Assets

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

2.   Summary of Significant Accounting Policies (continued)

     (e)  Revenue Recognition

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

     (g)  Financial Instruments

          The carrying value of cash, accounts payable, accrued liabilities, and note payable approximate fair value due to the relatively short maturity of these instruments.

     (h)  Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     (i)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2002 and 2001, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (j)  Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim

Ucellit.com  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)


2.   Summary of Significant Accounting Policies (continued)
(j)  Recent Accounting Pronouncements (continued)

          period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 on January 1, 2003. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of Ontario, Canada, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on March 20, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits. The license was written-off to operations. However, it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.

     See Note 4 for consideration paid to a related party for the assignment of this license.

Ucellit.com  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)


4.   Related Party Transactions

     (a) The License referred to in Note 3 was assigned to the Company by the former sole director and President of the Company for consideration of 1,500,000 shares having a fair market value of $15,000 and a note payable of $20,000. The Company has estimated the cost of the license to its former President at $24,750. The estimate is based on an allocation of the former President's cash outlay of $33,000 for common stock of Gentry Resources, Inc., by virtue of which the former President obtained the license as well as his continued ownership of Gentry Resources, Inc. The fair market value of $35,000, based on comparable transactions at the time of acquisition, was allocated to note payable as to $20,000, par value as to $150 and additional paid in capital as to $14,850. The excess of fair market value over predecessor cost, being $10,250, is treated as a dividend which increased the deficit. The Grantor of the License is not related to the Company.

     (b) The original sole shareholder also paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured, non-interest bearing and due on demand.

     (c) The value of consulting services of $600 was contributed by the President and director of the Company and charged to operations and treated as donated capital.

     (d) The value of rent of $600 was contributed by the President and director of the Company and charged to operations and treated as donated capital.


5.   Income Taxes

     The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

     The Company has net operating loss carry forwards of $54,000 to offset future years taxable income expiring in fiscal 2015 through 2018.

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                               2002     2001
                                                $        $

          Net Operating Losses                10,409   10,423
          Statutory Tax Rate                      34%      34%
          Effective Tax Rate                       -        -
          Deferred Tax Asset                   3,539    3,544
          Valuation Allowance                 (3,539)  (3,544)
     ---------------------------------------------------------

          Net Deferred Tax Asset                   -        -
     =========================================================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning

Ucellit.com  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)

5.   Income Taxes (continued)

     strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carryforward period.