Form 10QSB
period 2003-03-31
UCELLIT COM INC
filed 2003-12-24
CIK 1110782

Securities and Exchange Commission
                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2003

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

                                 (604) 685-4321
                            Issuer's Telephone Number

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

 State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of December 22, 2003, 2,250,000 shares of common stock, par value $.0001 are outstanding.

Transitional  Small  Business  Issuer  Format  Yes  | |   No  |X|

PART  I
FINANCIAL  INFORMATION

Item  1.  Financial  Statements

Ucellit.com  Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                            March 31,     December 31,
                                                               2003           2002
                                                                $              $
                                                           (unaudited)     (audited)
Assets

Current Assets

  Cash                                                             679           1,168
---------------------------------------------------------------------------------------

Total Current Assets                                               679           1,168

License (Notes 3 and 4(a))                                           -               -
---------------------------------------------------------------------------------------

Total Assets                                                       679           1,168
=======================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                               5,250           5,250
  Accrued liabilities                                            2,950           2,250
  Note payable (Note 4(a) and (b))                              28,000          28,000
---------------------------------------------------------------------------------------
Total Liabilities                                               36,200          35,500
---------------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1 and 3)

Stockholders' Deficit

Preferred Stock, 20,000,000 shares authorized with a par             -               -
value of $0.0001; none issued

Common Stock, 100,000,000 shares authorized with a                 225             225
par value of $0.0001; 2,250,000 common shares issued
and outstanding

Additional Paid in Capital                                      29,775          29,775

Donated Capital (Note 4(c) and (d))                              1,500           1,200

Deficit Accumulated During the Development Stage               (67,021)        (65,532)
---------------------------------------------------------------------------------------
Total Stockholders' Deficit                                    (35,521)        (34,332)
---------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                        679           1,168
=======================================================================================

                                      F-2


       (The accompanying notes are an integral part of the financial statements)

Ucellit.com  Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                      From
                                                 March 14, 2000            Three Months
                                               (Date of Inception)             Ended
                                                   to March 31,               March 31,
                                                      2003                2003         2002
                                                        $                   $           $

Revenue                                                          -               -            -
------------------------------------------------------------------------------------------------


Expenses

  Accounting and legal                                      15,984           1,100          125
  Amortization of license and write-off                     24,750               -            -
  Bank charges                                                  81              30            -
  Consulting (Note 4(c))                                     2,750             150            -
  License fee                                                1,000               -            -
  Organizational expenses and offering costs                 8,000               -            -
  Rent (Note 4(d))                                             750             150            -
  Transfer agent and regulatory                              3,456              59           59
------------------------------------------------------------------------------------------------
Net Loss for the Period                                    (56,771)         (1,489)        (184)
================================================================================================

Net Loss Per Share                                                               -            -
================================================================================================

Weighted Average Shares Outstanding                                      2,250,000    2,000,000
================================================================================================

(Diluted  loss  per  share  has  not  been  presented  as  the  result  is  anti-dilutive)

    (The accompanying notes are an integral part of the financial statements)

Ucellit.com  Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                 Three Months
                                                    Ended
                                                  March 31,
                                               2003        2002
                                                $            $
Cash Flows to Operating Activities

Net loss for the period                          (1,489)    (184)

Donated services and rent                           300        -

Less non-cash working capital items

Accounts payable and accrued liabilities            700       35
-----------------------------------------------------------------

Net Cash Used by Operating Activities              (489)    (149)
-----------------------------------------------------------------

Decrease in cash                                   (489)    (149)

Cash - beginning of period                        1,168    7,304
-----------------------------------------------------------------

Cash - end of period                                679    7,155
=================================================================


Supplemental Disclosures

Interest paid                                         -        -
Income tax paid                                       -        -
=================================================================


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

     At March 31, 2003, the Company had a working capital deficit of $35,521 and an accumulated deficit of $67,021. The Company expects to fund itself in the next twelve months by sales of shares.

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

     (i)  Comprehensive  Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (j)  Recent  Accounting  Pronouncements  (continued)

          created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

     (k)  Interim  Financial  Statements

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

     See Note 4(a) for consideration paid to a related party for the assignment of this license.

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

     (c) Consulting services with a fair value of $150 was contributed by the President and director of the Company and charged to operations for the three months ended March 31, 2003. The amount was treated as donated capital.

     (d) Rent with a fair value of $150 was contributed by the President and director of the Company and charged to operations for the three months ended March 31, 2003. The amount was treated as donated capital.

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

PLAN  OF  OPERATION

During the period from March 14, 2000 (date of inception) through March 31, 2003, the Company has engaged in no significant operations other than raising $15,000 and issuing 750,000 common shares, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

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

LIQUIDITY. At March 31, 2003, we had cash on hand of $679. The Company has historically satisfied its capital needs by short term borrowing from related parties, and by issuing equity securities.

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. The operation, development and expansion of our business will require additional capital infusions for the foreseeable future.

The Company has not achieved profitable operations and has suffered losses of $56,771 since inception through March 31, 2003.

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


Results  of  Operations
-----------------------
We had a net loss of $1,489 for the three months ended March 31, 2003 compared to a net loss of $184 for the three months ended March 31, 2002. The approximately $1,300 increase in expenses represents an increase of $1,000 for accounting and legal costs and an increase of $300 for consulting costs provided by our President.

Liquidity
---------

At  March  31,  2003,  we  had  cash  on  hand  of  $679.
The Company has historically satisfied its capital needs by short term borrowing from related parties, and by issuing equity securities.

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. The operation, development and expansion of our business will require additional capital infusions for the foreseeable future.

The Company has not achieved profitable operations and has suffered losses of $56,771 since inception through March 31, 2003.

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

Item  3.   Controls  and  Procedures.


  (a)  Evaluation  of  disclosure  controls  and  procedures.

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  (b)  Changes  in  internal  control  over  financial  reporting.

During the year covered by this Form 10-QSB, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II
OTHER  INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K

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

                                     Ucellit.com  Inc.

Date:  December 22, 2003             (signed)  ________________________

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