Form 10QSB
period 2003-06-30
UCELLIT COM INC
filed 2003-12-24
CIK 1110782

Securities  and  Exchange  Commission
                             Washington,  D.  C.  20549

                                   FORM  10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2003

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
Balance Sheets
(expressed in U.S. dollars)


                                                             June 30,     December 31,
                                                               2003           2002
                                                                $              $
                                                           (unaudited)     (audited)
Assets

Current Assets

  Cash                                                             366           1,168
---------------------------------------------------------------------------------------
Total Current Assets                                               366           1,168
License (Notes 3 and 4(a))                                           -               -
---------------------------------------------------------------------------------------
Total Assets                                                       366           1,168
=======================================================================================

Liabilities and Stockholders' Deficit
Current Liabilities
  Accounts payable                                               4,512           5,250
  Accrued liabilities                                            3,850           2,250
  Note payable (Note 4(a) and (b))                              29,000          28,000
---------------------------------------------------------------------------------------
Total Liabilities                                               37,362          35,500
---------------------------------------------------------------------------------------
Contingencies and Commitments (Notes 1 and 3)

Stockholders' Deficit

Preferred Stock, 20,000,000 shares authorized with a par
value of $0.0001; none issued                                        -               -

Common Stock, 100,000,000 shares authorized with a par
value of $0.0001; 2,250,000 common shares issued and
outstanding                                                        225             225

Additional Paid in Capital                                      29,775          29,775

Donated Capital (Note 4(c) and (d))                              1,800           1,200
Deficit Accumulated During the Development Stage               (68,796)        (65,532)
---------------------------------------------------------------------------------------
Total Stockholders' Deficit                                    (36,996)        (34,332)
---------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                        366           1,168
=======================================================================================

    (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                       From
                                                 March 14, 2000           Three Months               Six Months
                                              (Date of Inception)             Ended                     Ended
                                                   to June 30,               June 30,                  June 30,
                                                       2003             2003         2002         2003         2002
                                                        $                 $            $            $            $
Revenue                                                          -            -            -            -            -
-----------------------------------------------------------------------------------------------------------------------

Expenses
  Accounting and legal                                      16,884          900          125        2,000          250
  Amortization of license and write-off                     24,750            -            -            -            -
  Bank charges                                                 156           75            -          105            -
  Consulting (Note 4(c))                                     2,900          150            -          300            -
  License fee                                                1,000            -            -            -            -
  Organizational expenses and offering costs                 8,000            -            -            -            -
  Rent (Note 4(d))                                             900          150            -          300            -
  Transfer agent and regulatory                              3,956          500        3,194          559        3,253
-----------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                                    (58,546)      (1,775)      (3,319)      (3,264)      (3,503)
=======================================================================================================================

Net Loss Per Share                                                            -            -            -            -
=======================================================================================================================

Weighted Average Shares Outstanding                                   2,250,000    2,000,000    2,250,000    2,000,000
=======================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


                                       F-2
    (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                                 Six Months
                                                                    Ended
                                                                   June 30,
                                                                2003      2002
                                                                 $         $
Cash Flows to Operating Activities
  Net loss for the period                                      (3,264)   (3,503)
    Donated services and rent                                     600         -
  Less non-cash working capital items
    Accounts payable and accrued liabilities                      862       160
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities                          (1,802)   (3,343)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Advances from a related party                                 1,000         -
Net Cash Provided by Financing Activities                       1,000         -
Decrease in cash                                                 (802)   (3,343)
Cash - beginning of period                                      1,168     7,304
--------------------------------------------------------------------------------
Cash - end of period                                              366     3,961
================================================================================

Supplemental Disclosures
  Interest paid                                                     -         -
  Income tax paid                                                   -         -
================================================================================

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

     At June 30, 2003, the Company had a working capital deficit of $36,996 and an accumulated deficit of $68,796. The Company expects to fund itself in the next twelve months by sales of shares.


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

     (i)  Comprehensive  Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (b) The original sole shareholder advanced $1,000 to the Company during the three months ended June 30, 2003 and previously paid organizational expenses and offering costs in the amount of $8,000. These additional amounts paid by this individual on behalf of the Company were added to the $20,000 note payable. The note payable is unsecured, non-interest bearing and due on demand.

     (c) Consulting services with a fair value of $300 was contributed by the President and director of the Company and charged to operations for the six months ended June 30, 2003. The amount was treated as donated capital.

     (d) Rent with a fair value of $300 was contributed by the President and director of the Company and charged to operations for the six months ended June 30, 2003. The amount was treated as donated capital.

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

PLAN  OF  OPERATION

During the period from March 14, 2000 (date of inception) through June 30, 2003, the Company has engaged in no significant operations other than raising $15,000 and issuing 750,000 common shares, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

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

LIQUIDITY. At March 31, 2003, we had cash on hand of $366. The Company has historically satisfied its capital needs by short term borrowing from related parties, and by issuing equity securities.

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. The operation, development and expansion of our business will require additional capital infusions for the foreseeable future.

The Company has not achieved profitable operations and has suffered losses of $58,546 since inception through June 30, 2003.

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

Results  of  Operations
-----------------------
We had a net loss of $3,264 for the six months ended June 30, 2003 compared to a net loss of $3,503 for the six months ended June 30, 2002. The approximately $200 decrease in expenses represents a decrease of $2,700 for regulatory and transfer agent fees, an increase of $1,700 in accounting and legal costs and an increase of $800 for bank fees, consulting fees and rent.

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