Form 10QSB
period 2003-09-30
UCELLIT COM INC
filed 2003-12-24
CIK 1110782

Securities and Exchange Commission
                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2003

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
Balance Sheets
(expressed in U.S. dollars)


                                                             September 30,   December 31,
                                                                 2003            2002
                                                                  $               $
                                                             (unaudited)      (audited)

Assets

Current Assets

  Cash                                                               2,190          1,168
------------------------------------------------------------------------------------------
Total Current Assets                                                 2,190          1,168

License (Notes 3 and 4(a))                                               -              -
------------------------------------------------------------------------------------------
Total Assets                                                         2,190          1,168
==========================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                   4,512          5,250
  Accrued liabilities                                                3,750          2,250
  Note payable (Note 4(a) and (b))                                  32,000         28,000
------------------------------------------------------------------------------------------
Total Liabilities                                                   40,262         35,500
------------------------------------------------------------------------------------------
Contingencies and Commitments (Note 1 and 3)

Stockholders' Deficit

Preferred Stock, 20,000,000 shares authorized with a par
value of $0.0001; none issued                                            -              -

Common Stock, 100,000,000 shares authorized with a
par value of $0.0001; 2,250,000 common shares issued
and outstanding                                                        225            225

Additional Paid in Capital                                          29,775         29,775

Donated Capital (Note 4(c) and (d))                                  2,100          1,200

Deficit Accumulated During the Development Stage                   (70,172)       (65,532)
------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                        (38,072)       (34,332)
------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                          2,190          1,168
==========================================================================================


                                       F-2

    (The accompanying notes are an integral part of the financial statements)

Ucellit.com  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)



                                                  From
                                             March 14, 2000        Three Months             Nine Months
                                          (Date of Inception)          Ended                   Ended
                                            to September 30,       September 30,           September 30,
                                                  2003           2003         2002       2003         2002
                                                    $              $            $          $            $
Revenue                                                  -            -            -            -        -
-----------------------------------------------------------------------------------------------------------

Expenses

  Accounting and legal                              17,784          900        1,798        2,900    3,448
  Amortization of license and write-off             24,750            -            -            -        -
  Bank charges                                         193           37            -          142        -
  Consulting (Note 4(c))                             3,050          150            -          450        -
  License fee                                        1,000            -            -            -      500
  Organizational expenses and offering costs         8,000            -            -            -        -
  Rent (Note 4(d))                                   1,050          150            -          450        -
  Transfer agent and regulatory                      4,095          139          211          698    3,464
-----------------------------------------------------------------------------------------------------------
Net Loss for the Period                            (59,922)      (1,376)      (2,009)      (4,640)  (7,412)
===========================================================================================================

Net Loss Per Share                                                    -            -            -        -
===========================================================================================================

Weighted Average Shares Outstanding              2,250,000    2,250,000    2,250,000    2,250,000
===========================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    (The accompanying notes are an integral part of the financial statements)

Ucellit.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                      Nine Months
                                                         Ended
                                                     September 30,
                                                  2003          2002
                                                   $             $
Cash Flows to Operating Activities

  Net loss for the period                          (4,640)    (7,412)

    Donated services and rent                         900          -

  Less non-cash working capital items

    Prepaid expenses                                    -        500
    Accounts payable and accrued liabilities          762      1,585
---------------------------------------------------------------------
Net Cash Used by Operating Activities              (2,978)    (5,327)
---------------------------------------------------------------------
Cash Flows from Financing Activities

  Issuance of common stock                              -          -
  Advances from a related party                     4,000          -
---------------------------------------------------------------------
Net Cash Provided by Financing Activities           4,000          -
---------------------------------------------------------------------
Increase (decrease) in cash                         1,022     (5,327)

Cash - beginning of period                          1,168      7,304
---------------------------------------------------------------------
Cash - end of period                                2,190      1,977
=====================================================================

Supplemental Disclosures

  Interest paid                                         -          -
  Income tax paid                                       -          -
=====================================================================

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

     At September 30, 2003, the Company had a working capital deficit of $38,072 and an accumulated deficit of $70,172. The Company expects to fund itself in the next twelve months by sales of shares.


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

     (i)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of Ontario, Canada, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on March 20, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits. The license was written-off to operations. However, it

Ucellit.com Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.   License (continued)

     is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.

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

     (b) The original sole shareholder advanced $3,000 to the Company and also paid legal fees on behalf of the Company of $1,000 during the nine months ended September 30, 2003. This same individual previously paid organizational expenses and offering costs in the amount of $8,000. These additional amounts paid by this individual on behalf of the Company were added to the $20,000 note payable. The note payable is unsecured, non-interest bearing and due on demand.

     (c) Consulting services with a fair value of $900 was contributed by the President and director of the Company and charged to operations for the nine months ended September 30, 2003. The amount was treated as donated capital.

     (d) Rent with a fair value of $900 was contributed by the President and director of the Company and charged to operations for the nine months ended September 30, 2003. The amount was treated as donated capital.

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

PLAN  OF  OPERATION

During the period from March 14, 2000 (date of inception) through September 30, 2003, the Company has engaged in no significant operations other than raising $15,000 and issuing 750,000 common shares, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

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

LIQUIDITY. At March 31, 2003, we had cash on hand of $2,190. The Company has historically satisfied its capital needs by short term borrowing from related parties, and by issuing equity securities.

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. The operation, development and expansion of our business will require additional capital infusions for the foreseeable future.

The Company has not achieved profitable operations and has suffered losses of $59,922 since inception through September 30, 2003.

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

Results of Operations
---------------------
We had a net loss of $4,640 for the nine months ended September 30, 2003 compared to a net loss of $7,412 for the nine months ended September 30, 2002. The approximately $2,800 decrease in expenses primarily represents a decrease of $2,800 for compliance and transfer agent costs, a decrease of $500 in accounting and legal expenses, a decrease of $500 in license fee expenses, offset by an increase of $1,000 for bank fees, consulting fees and rent.

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